Form 10-Q
period 2026-06-30
American Drive Acquisition Co
filed 2026-08-14
CIK 2083002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 14, 2026, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

AMERICAN DRIVE ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AMERICAN DRIVE ACQUISITION COMPANY

CONDENSED BALANCE SHEETS

	June 30,
	2026	December 31,
	(Unaudited)	2025
Assets
Current assets
Cash	$845,197	$1,414,047
Prepaid expenses	66,879	3,350
Prepaid insurance	67,838	—
Total current assets	979,914	1,417,397
Long-term prepaid insurance	31,366	—
Marketable securities held in Trust Account	234,309,437	230,229,221
Total Assets	$235,320,717	$231,646,618

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,353,051	$32,803
Accrued offering costs	75,000	75,000
Due to Sponsor	—	1,869
Total current liabilities	1,428,051	109,672
Deferred underwriting fee	9,800,000	9,800,000
Total Liabilities	11,228,051	9,909,672

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.18 and $10.00 per share as of June 30, 2026 and December 31, 2025, respectively	234,109,437	230,029,221

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding of June 30, 2026 and December 31, 2025 (1)	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,017,346)	(8,292,850)
Total Shareholders’ Deficit	(10,016,771)	(8,292,275)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$235,320,717	$231,646,618
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

AMERICAN DRIVE ACQUISITION COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2026	2026
General and administrative fees	$670,838	$1,724,496
Loss from operations	(670,838)	(1,724,496)

Other income:
Interest earned on marketable securities held in Trust Account	2,055,776	4,080,216

Net income	$1,384,938	$2,355,720

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	23,000,000

Basic and diluted net income per share, Class A ordinary shares	$0.05	$0.08

Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	5,750,000	5,750,000

Basic and diluted net income per share, Class B ordinary shares	$0.05	$0.08
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

AMERICAN DRIVE ACQUISITION COMPANY

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	—	$—	5,750,000	$575	$—	$(8,292,850)	$(8,292,275)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,024,440)	(2,024,440)

Net income	—	—	—	—	—	970,782	970,782

Balance – March 31, 2026 (unaudited)	—	—	5,750,000	575	—	(9,346,508)	(9,345,933)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,055,776)	(2,055,776)

Net income	—	—	—	—	—	1,384,938	1,384,938

Balance – June 30, 2026 (unaudited)	—	$—	5,750,000	$575	$—	$(10,017,346)	$(10,016,771)
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

AMERICAN DRIVE ACQUISITION COMPANY

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$2,355,720
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,080,216)
Changes in operating assets and liabilities:
Prepaid expenses	(63,529)
Prepaid insurance	(67,838)
Long-term prepaid insurance	(31,366)
Due to Sponsor	(1,869)
Accounts payable and accrued expenses	1,320,248
Net cash used in operating activities	(568,850)

Net Change in Cash	(568,850)
Cash – Beginning of period	1,414,047
Cash – End of period	$845,197

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN DRIVE ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company has not commenced any operations. All activity for the period from July 15, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

JUNE 30, 2026

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

JUNE 30, 2026

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $250,000 (see Note 5). As of June 30, 2026, the Company had $845,197 of cash and had a working capital deficit of $448,137.

AMERICAN DRIVE ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

AMERICAN DRIVE ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments outside the Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company had $845,197 and $1,414,047 cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $234,309,437 and $230,229,221, respectively, were held in money market funds invested in U.S. Treasury funds.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

AMERICAN DRIVE ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(3,603,333)
Class A ordinary shares issuance cost	(14,138,212)
Plus:
Accretion for Class A ordinary shares to redemption amount	17,770,766
Class A ordinary shares subject to possible redemption, December 31, 2025	$230,029,221
Plus:
Accretion for Class A ordinary shares to redemption amount	2,024,440
Class A ordinary shares subject to possible redemption, March 31, 2026	$232,053,661
Plus:
Accretion for Class A ordinary shares to redemption amount	2,055,776
Class A ordinary shares subject to possible redemption, June 30, 2026	$234,109,437

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

AMERICAN DRIVE ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2026		2026
	Class A Ordinary	Class B Ordinary	Class A Ordinary	Class B Ordinary
	Shares	Shares	Shares	Shares
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,107,950	$276,988	$1,884,576	$471,144
Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.08	$0.08

Warrant Instruments

The Company accounts for the public warrants (the “Public Warrants”) and the private placement warrants (the “Private Placement Warrants”) issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are 7,666,666 Public Warrants and 4,000,000 Private Placement Warrants currently outstanding as of June 30, 2026 and December 31, 2025.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

As of June 30, 2026 and December 31, 2025, there were 11,666,666 warrants outstanding, including 7,666,666 of Public Warrants and 4,000,000 of Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

AMERICAN DRIVE ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

JUNE 30, 2026

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

The Company’s equity securities trade on the NASDAQ Global Market. Each of the units consist of one ordinary share and one warrant and, commencing on December 17, 2025, trades on the NASDAQ Global Market under the symbol “ADACU.” The ordinary shares and warrants underlying the units are trading separately on the NASDAQ Global Market under the symbols “ADAC” and “ADACW,” respectively. The Class A ordinary shares and warrants underlying the units began trading separately on NASDAQ under the symbols “ADAC” and “ADACW,” respectively, on February 9, 2026.

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

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor Fitzgerald & Co., or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor Fitzgerald & Co., will not be exercisable more than five years from the commencement of sales in the Initial Public Offering, in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

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

JUNE 30, 2026

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

Due to Sponsor

On December 19, 2025, the Company had $1,869 borrowings under the promissory note – related party. As of June 30, 2026 and December 31, 2025, the outstanding balance amounting to $0 and $1,869, respectively, was noted as due to Sponsor in the accompanying condensed balance sheets.

Administrative Services Agreement

Commencing on December 17, 2025, the effective date of the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $10,000 per month for office space, utilities and support services. For the three and six months ended June 30, 2026, the Company incurred $30,000 and $60,000, respectively, in fees for these services, which were included in accrued expenses on the condensed balance sheets.

Related Party Transactions

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

AMERICAN DRIVE ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no shares of Class A ordinary shares issued or outstanding, excluding the 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there are 5,750,000 Class B ordinary shares issued and outstanding, which includes an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On December 19, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, 750,000 founder shares are no longer subject to forfeiture by the Sponsor.

AMERICAN DRIVE ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Equity-classified share-based payments are measured at their grant-date fair value. The shares are subject to the same terms and restrictions as the founder Class B ordinary shares, including transferability and redemption limitations that vest upon the completion of a Business Combination. The completion of a Business Combination represents a performance condition, and compensation cost is recognized only when it is probable that the performance condition will be satisfied. As of June 30, 2026, the Company determined that a Business Combination was not probable. Accordingly, no stock-based compensation expense was recognized for the three and six months ended June 30, 2026.

AMERICAN DRIVE ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Note 8 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30,	December 31,
	2026	2025
Cash	$845,197	$1,414,047
Marketable securities held in Trust Account	$234,309,437	$230,229,221

The CODM reviews the position of total assets to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2026	2026
General and administrative fees	$670,838	$1,724,496
Interest earned on marketable securities held in Trust Account	$2,055,776	$4,080,216

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

The CODM reviews general and administrative costs to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative fees, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the accompanying condensed statements of operations and described within their respective disclosures.

AMERICAN DRIVE ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2026	2025
Assets:
Marketable securities held in Trust Account	1	$234,309,437	$230,229,221

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 15, 2025 (inception) through June 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,384,938, which consists of interest earned on marketable securities and cash held in Trust Account of $2,055,776, offset by general and administrative costs of $670,838.

For the six months ended June 30, 2026, we had a net income of $2,355,720, which consists of interest earned on marketable securities and cash held in Trust Account of $4,080,216, offset by general and administrative costs of $1,724,496.

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

For the six months ended June 30, 2026, cash used in operating activities was $568,850. Net income of $2,355,720 was affected by interest earned on marketable securities held in Trust Account of $4,080,216. Changes in operating assets and liabilities provided $1,155,646 of cash for operating activities. As of June 30, 2026, the Company had cash of $845,197 and a working capital deficit of $448,137, compared to cash of $1,414,047 and a working capital surplus of $1,307,725 as of December 31, 2025.

As of June 30, 2026, we had marketable securities held in the Trust Account of $234,309,437 consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account as described above. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $845,197. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have identified any critical accounting estimates to be disclosed.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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

AMERICAN DRIVE ACQUISITION COMPANY

Date: August 14, 2026	By:	/s/ Anthony Eisenberg
	Name:	Anthony Eisenberg
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Jason Chryssicas
	Name:	Jason Chryssicas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)