Form 10-Q
period 2026-09-30
American Drive Acquisition Co
filed 2026-11-13
CIK 2083002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 13, 2026, there were 23,000,000 Class A ordinary shares, $0.0001 par value and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

AMERICAN DRIVE ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Page
Part I. Financial Information
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the three and nine months ended September 30, 2026 and for the period from July 15, 2025 (inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2026 and for the period from July 15, 2025 (inception) through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2026 and for the period from July 15, 2025 (inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25
Signatures	26

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

AMERICAN DRIVE ACQUISITION COMPANY

CONDENSED BALANCE SHEETS

	September 30,
	2026	December 31,
	(Unaudited)	2025
Assets
Current assets
Cash	$696,517	$1,414,047
Due from related party	5,737	—
Prepaid expenses	39,437	3,350
Prepaid insurance	67,838	—
Total current assets	809,529	1,417,397
Long-term prepaid insurance	14,406	—
Marketable securities held in Trust Account	236,450,412	230,229,221
Total Assets	$237,274,347	$231,646,618

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,394,839	$32,803
Accrued offering costs	75,000	75,000
Due to Sponsor	—	1,869
Total current liabilities	1,469,839	109,672
Deferred underwriting fee	9,800,000	9,800,000
Total Liabilities	11,269,839	9,909,672

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.27 and $10.00 per share as of September 30, 2026 and December 31, 2025, respectively	236,250,412	230,029,221

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025 (1)	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,246,479)	(8,292,850)
Total Shareholders’ Deficit	(10,245,904)	(8,292,275)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$237,274,347	$231,646,618
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

AMERICAN DRIVE ACQUISITION COMPANY

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Period
			from July 15,
	For the Three	For the Nine	2025 (inception)
	Months Ended	Months Ended	through
	September 30,	September 30,	September 30,
	2026	2026	2025
General and administrative fees	$229,133	$1,953,629	$31,329
Loss from operations	(229,133)	(1,953,629)	(31,329)

Other income:
Interest earned on marketable securities held in Trust Account	2,140,975	6,221,191	—

Net income (loss)	$1,911,842	$4,267,562	$(31,329)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,000,000	23,000,000	—

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.07	$0.15	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares (1)	5,750,000	5,750,000	5,000,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.07	$0.15	$(0.01)
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

AMERICAN DRIVE ACQUISITION COMPANY

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	—	$—	5,750,000	$575	$—	$(8,292,850)	$(8,292,275)

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	—	(2,024,440)	(2,024,440)

Net income	—	—	—	—	—	970,782	970,782

Balance – March 31, 2026 (unaudited)	—	—	5,750,000	575	—	(9,346,508)	(9,345,933)

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	—	(2,055,776)	(2,055,776)

Net income	—	—	—	—	—	1,384,938	1,384,938

Balance – June 30, 2026 (unaudited)	—	—	5,750,000	575	—	(10,017,346)	(10,016,771)

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	—	(2,140,975)	(2,140,975)

Net income	—	—	—	—	—	1,911,842	1,911,842

Balance – September 30, 2026 (unaudited)	—	$—	5,750,000	$575	$—	$(10,246,479)	$(10,245,904)

FOR THE PERIOD FROM JULY 15, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit
Balance – July 15, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(31,329)	(31,329)

Balance – September 30, 2025 (unaudited)	—	$—	5,750,000	$575	$24,425	$(31,329)	$(6,329)
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

AMERICAN DRIVE ACQUISITION COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from July 15,
	For the Nine	2025 (inception)
	Months Ended	through
	September 30,	September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$4,267,562	$(31,329)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,221,191)	—
Changes in operating assets and liabilities:
Due from related party	(5,737)	—
Prepaid expenses	(36,087)	—
Prepaid insurance	(67,838)	—
Long-term prepaid insurance	(14,406)	—
Due to Sponsor	(1,869)	—
Accounts payable and accrued expenses	1,362,036	18,913
Net cash used in operating activities	(717,530)	(12,416)

Cash Flows from Financing Activities:
Proceeds from the issuance of Class B ordinary shares	—	25,000
Proceeds from promissory note - related party	—	38,000
Payment of offering costs	—	(48,711)
Net cash provided by financing activities	—	14,289

Net Change in Cash	(717,530)	1,873
Cash – Beginning of period	1,414,047	—
Cash – End of period	$696,517	$1,873

The accompanying notes are an integral part of these unaudited condensed financial statements.

AMERICAN DRIVE ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company has not commenced any operations. All activity for the period from July 15, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below).

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

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, except for the Company’s independent registered public accounting firm or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2026. The interim results for the three and nine months ended September 30, 2026 and for the period from July 15, 2025 (inception) through September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $250,000 (see Note 5). As of September 30, 2026, the Company had $696,517 of cash and had a working capital deficit of $660,310.

AMERICAN DRIVE ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

AMERICAN DRIVE ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments outside the Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company had $696,517 and $1,414,047 cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Marketable Securities Held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $236,450,412 and $230,229,221, respectively, were held in money market funds invested in U.S. Treasury funds.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

AMERICAN DRIVE ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and then to accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(3,603,333)
Class A ordinary shares issuance cost	(14,138,212)
Plus:
Accretion for Class A ordinary shares to redemption amount	17,770,766
Class A ordinary shares subject to possible redemption, December 31, 2025	$230,029,221
Plus:
Accretion for Class A ordinary shares to redemption amount	2,024,440
Class A ordinary shares subject to possible redemption, March 31, 2026	$232,053,661
Plus:
Accretion for Class A ordinary shares to redemption amount	2,055,776
Class A ordinary shares subject to possible redemption, June 30, 2026	$234,109,437
Plus:
Accretion for Class A ordinary shares to redemption amount	2,140,975
Class A ordinary shares subject to possible redemption, September 30, 2026	$236,250,412

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary Shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

AMERICAN DRIVE ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

					For the period from
	For the Three Months		For the Nine Months		July 15, 2025 (inception)
	Ended September 30,		Ended September 30,		through
	2026		2026		September 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$1,529,474	$382,368	$3,414,050	$853,512	$—	$(31,329)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	—	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.07	$0.07	$0.15	$0.15	$—	$(0.01)

Warrant Instruments

The Company accounts for the public warrants (the “Public Warrants”) and the private placement warrants (the “Private Placement Warrants”) issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are 7,666,666 Public Warrants and 4,000,000 Private Placement Warrants currently outstanding as of September 30, 2026 and December 31, 2025.

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

AMERICAN DRIVE ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

As of September 30, 2026 and December 31, 2025, there were 11,666,666 warrants outstanding, including 7,666,666 of Public Warrants and 4,000,000 of Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2026

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

The Company’s equity securities trade on the NASDAQ Global Market. Each of the units consists of one Class A ordinary share and one - third of one redeemable warrant and, commencing on December 17, 2025, trades on the NASDAQ Global Market under the symbol “ADACU.” The ordinary shares and warrants underlying the units are trading separately on the NASDAQ Global Market under the symbols “ADAC” and “ADACW,” respectively. The Class A ordinary shares and warrants underlying the units began trading separately on NASDAQ under the symbols “ADAC” and “ADACW,” respectively, on February 9, 2026.

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

SEPTEMBER 30, 2026

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

Due to Sponsor

On December 19, 2025, the Company had $1,869 borrowings under the promissory note – related party. As of September 30, 2026 and December 31, 2025, the outstanding balance amounting to $0 and $1,869, respectively, was noted as due to Sponsor in the accompanying condensed balance sheets.

Due from Related Party

On September 30, 2026, the Company reimbursed its Chief Financial Officer $7,810 for travel expenses. Of such amount, $5,737 represented an overpayment and was recorded as due from related party as of September 30, 2026. The balance is unsecured, non-interest bearing and due on demand.

Administrative Services Agreement

Commencing on December 17, 2025, the effective date of the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $10,000 per month for office space, utilities and support services. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $90,000, respectively, in fees for these services, which were included in accrued expenses on the condensed balance sheets. For the period from July 15, 2025 (inception) through September 30, 2025, no fees were incurred for these services.

AMERICAN DRIVE ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Related Party Transactions

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

AMERICAN DRIVE ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Registration Rights

The holders of the founder shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. In addition, Cantor Fitzgerald & Co. may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were no shares of Class A ordinary shares issued or outstanding, excluding the 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there are 5,750,000 Class B ordinary shares issued and outstanding, which includes an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On December 19, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, 750,000 founder shares are no longer subject to forfeiture by the Sponsor.

AMERICAN DRIVE ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. If the Company issues or is deemed to have issued additional Class A ordinary shares or other equity-linked securities in connection with the closing of the initial Business Combination, in an amount exceeding the number of shares sold in the Initial Public Offering, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans), minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with such initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

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

Equity-classified share-based payments are measured at their grant-date fair value. The shares are subject to the same terms and restrictions as the founder Class B ordinary shares, including transferability and redemption limitations that vest upon the completion of a Business Combination. The completion of a Business Combination represents a performance condition, and compensation cost is recognized only when it is probable that the performance condition will be satisfied. As of September 30, 2026, the Company determined that a Business Combination was not probable. Accordingly, no stock-based compensation expense was recognized for the three and nine months ended September 30, 2026.

AMERICAN DRIVE ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	September 30,	December 31,
	2026	2025
Cash	$696,517	$1,414,047
Marketable securities held in Trust Account	$236,450,412	$230,229,221

			For the Period
			from July 15,
	For the Three	For the Nine	2025 (inception)
	Months Ended	Months Ended	through
	September 30,	September 30,	September 30,
	2026	2026	2025
General and administrative fees	$229,133	$1,953,629	$31,329
Interest earned on marketable securities held in Trust Account	$2,140,975	$6,221,191	$—

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

The CODM reviews general and administrative fees to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews general and administrative fees to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative fees, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the accompanying condensed statements of operations and described within their respective disclosures.

AMERICAN DRIVE ACQUISITION COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2026	2025
Assets:
Marketable securities held in Trust Account	1	$236,450,412	$230,229,221

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from July 15, 2025 (inception) through September 30, 2026 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,911,842, which consists of interest earned on marketable securities and cash held in Trust Account of $2,140,975, offset by general and administrative fees of $229,133.

For the nine months ended September 30, 2026, we had a net income of $4,267,562, which consists of interest earned on marketable securities and cash held in Trust Account of $6,221,191, offset by general and administrative fees of $1,953,629.

For the period from July 15, 2025 (inception) through September 30, 2025, we had a net loss of $31,329, which primarily consisted of general and administrative fees.

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

For the nine months ended September 30, 2026, cash used in operating activities was $717,530. Net income of $4,267,562 was affected by interest earned on marketable securities held in Trust Account of $6,221,191. Changes in operating assets and liabilities provided $1,236,099 of cash for operating activities. As of September 30, 2026, the Company had cash of $696,517 and a working capital deficit of $660,310, compared to cash of $1,414,047 and a working capital surplus of $1,307,725 as of December 31, 2025.

For the period from July 15, 2025 (inception) through September 30, 2025, cash used in operating activities was $12,416. Net loss of $31,329 was affected by changes in operating assets and liabilities provided $18,913 of cash for operating activities.

As of September 30, 2026, we had marketable securities held in the Trust Account of $236,450,412 consisting of money market funds invested in U.S. Treasury Securities with a maturity of 185 days or less. We may withdraw interest from the Trust Account as described above. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $696,517. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026.

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

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we had not identified any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
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

AMERICAN DRIVE ACQUISITION COMPANY

Date: November 13, 2026	By:	/s/ Anthony Eisenberg
	Name:	Anthony Eisenberg
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Jason Chryssicas
	Name:	Jason Chryssicas
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)